Form 10-Q
period 1996-03-31
95 TCI INC
filed 1996-08-14
CIK 946649

FORM 10-Q

             		SECURITIES & EXCHANGE COMMISSION
		                   WASHINGTON, DC 20549


       	 Quarterly Report Under Section 13 or 15 (d) of
	              the Securities Exchange Act of 1934


             		For Quarter Ended March 31, 1996

              Commission File Number:  33-93310

                  			    95 TCI, Inc.
    	(Exact Name of registrant as specified in its charter)

                  			      Florida
    (State or Other Jurisdiction of Incorporation or Organization)


                  			    59-3312856
	            (IRS Employer Identification Number)


     	       150 Second Avenue North, Suite 800
		                St Petersburg, Fl 33701
		             (Address of Principal Offices)



                   			(813) 898-1500
      (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

                		   YES   X     NO



           		  Common Stock $1.00 Par Value
			                      (Class)

200 Shares of Common Stock Outstanding as of May 13, 1996

                     			  95 TCI, INC.

                    			Table of Contents


                                         							Page No.

Part I  FINANCIAL INFORMATION

    Item 1. Financial Statements
	    Balance Sheet                                  2
	    Statement of Operations                        3
	    Statement of Cash Flows                        4
	    Notes to Financial Statements                  5

    Item 2. Management's Discussion and Analysis of
	    Financial Condition and Results of
	    Operations                                     6

Part II  Other Information                          7

Part 1: Financial Information
Item 1. Financial Statements

          			       95 TCI, Inc.
         			       BALANCE SHEET

         			      March 31, 1996







			  ASSETS



    Cash ($875,509, restricted)                         $  875,658

    Investments in Tax Certificates, at cost             3,714,461

    Deferred management fees                               550,022

    Offering costs, net of amortization                     86,388

                                                							 $5,226,529

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
	  Interest payable                                    $   87,900
	  Due to shareholders                                     10,000
	  Debentures payable                                   5,860,000

			Total liabilities                                    5,957,900


  	Stockholders' equity:
	 	Common stock, $ 1.00 par value;
	  7,500 authorized,
	  200 issued and outstanding      $     200
	  Retained earnings                (731,571)           (731,371)

                                               						 $5,226,529














The accompanying notes are an integral part of these statements.

                 			      95 TCI, Inc.

         		       Statement of Operations
	          For The Three Months Ended March 31, 1996










Revenues                                          $ 29,833


Operating Expenses:

   Management fees                                 125,861
   Interest expense                                192,165
   Trust management fees                             5,076
   Professional fees                                 3,363
   Bank charges                                         30
   Taxes and licenses                                  200
   Postage                                              69
   Miscellaneous expense                                98

Total operating expenses                           326,862


Net Loss                                         $(297,029)


























The accompanying notes are an integral part of these statements.

                  			      95 TCI, INC.

                   			Statement of Cash Flows
	           	For The Three Months Ended March 31, 1996








CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                     $(297,029)

  Adjustments to reconcile net income to
    net cash provided by operating
    activities

      Decrease in interest payable              (175,800)

       NET CASH PROVIDED (USED) BY
	        OPERATING ACTIVITIES                   (472,829)

CASH FLOWS FROM INVESTING ACTIVITIES

   Redemption of tax certificates                849,975
   Deferred management fees                        8,960
   Offering costs                                 16,365
   NET CASH PROVIDED (USED) BY
	  INVESTING ACTIVITIES                          875,300

      NET INCREASE (DECREASE) IN CASH            402,471

CASH AT BEGINNING OF YEAR                        473,187

CASH AT END OF YEAR                           $  875,658





















    The accompanying notes are an integral part of these statements.

  			                          95 TCI, Inc.

             		      NOTES TO FINANCIAL STATEMENTS

	                   		      March 31, 1996

Note 1 - Summary of organization:

    95 TCI,Inc. (The Company) was formed in the State of Florida on March 10, 1995 for the purpose of acquiring, selling, exchanging, and disposing of tax certificates issued by the counties of the State of Indiana, and to the extent necessary, the operation, management, and disposition of properties acquired as a result of its ownership of tax certificates.

    The Company is managed by an affiliated company, TCI Management, Inc. (TCI Management). The principal officer of TCI Management has seventeen years of experience in identifying, evaluating, acquiring, and selling the tax deed property acquired or derived from such tax certificate investments.

    The Company's primary source of revenues is generated by the redemption of tax certificate repayments or through the subsequent sale, exchange or other disposition of tax deed property. The tax certificates may be redeemed at a price greater than the acquisition cost of the tax certificate. To the extent that revenues generated by the Company exceed its expenses, including the payment of the obligations under the notes, and management fees, the Company intends to acquire additional tax certificates. There have been $849,975 redemptions to date during the current period.

     The Company currently has $3,714,461 invested in tax certificates. At this time the income to be derived from this investment is uncertain. The ultimate redemption or other disposition of the certificates is based on decisions made by the underlying property owner, who may redeem the certificate by paying the amount due plus interest or who may wait and force the certificate holder to take steps to acquire the property underlying the certificate. Since the future income stream is uncertain and the Company will incur substantial expenses regardless of the status of the tax certificate portfolio, additional equity capital may be required to continue normal operations.


Note 2 - Summary of significant accounting policies:

    A) Deferred Offering Costs

       Costs of $196,380 incurred in connection with the public note offering have been deferred and will be amortized over the life of the bonds. During the period ended March 31, 1996 costs of $16,365 have been amortized and expensed as an addition to interest expense.

    B) Deferred Management Fees

       The Company pays management fees for the identification, acquisition and management of tax certificates purchased for investment. These fees were paid in accordance with the management agreement described in note 4, at the time of the issuance of the notes described in note 3. Terms of the agreement provide that the fees shall provide for management of the portfolio until certificates are sold or redeemed. The Company

                     			     95 TCI, Inc.

             		      NOTES TO FINANCIAL STATEMENTS

                   			     March 31, 1996


    B) Deferred Management Fees (continued)

       recognizes as expense a pro rata amount relative to the sale or redemption of tax certificates previously purchased. Total management fees remaining deferred are $550,022, amounts recognized as current expense are $125,861.

    C) Income taxes

	  The shareholders elected to be treated as a Sub-S Corporation for tax purposes with the shareholders becoming liable for tax on Company taxable income. Therefore, the shareholders will be personally liable for substantially all income taxes.

Note 3 - Debentures Payable

      The Company has outstanding $5,860,000 of 12% Callable Fixed Rate Thirty-Six Month Term Notes. The notes are secured by pledged collateral with a book value of $3,714,491, which is described as tax certificates, proceeds from redeemed tax certificates and promissory notes from the Company to the trustee for tax deed properties acquired by the surrender of unredeemed tax certificates.

      SouthTrust acts as trustee for the funds to be invested in pledged collateral. The trustee disburses the funds directly to the issuing Indiana county and collects the amounts from certificate redemptions, and when directed by the Company redeems the debentures.


Note 4 - Related Party Transactions

     The Company has entered into a management and agency agreement with TCI Management, Inc. Under the terms of the agreement the management company is to be compensated at a rate of nine percent (9%) of the note offering proceeds on a graduated scale. As of March 31, 1996 these fees amounted to $116,900. Certain directors of the Company are shareholders and directors of the management company.

     The Company is affiliated with Pritchard, Hubble and Herr, Inc., a registered investment advisor. The debentures were offered through specified officers and directors of the Company. No commissions were paid on account of such sales efforts.

     Certain shareholders have loaned working capital for operating expenses. The loans to date amount to $10,000. The loans will be repaid from earnings of the Company, and interest is charged at the rate the shareholders pay for the funds.

                    			      95 TCI, Inc.

             		      NOTES TO FINANCIAL STATEMENTS

                   			     March 31, 1996

Note 5 - Contingencies

	The company in the normal course of operations is involved in litigation with respect to its investment in tax certificates. Management believes that such litigation will have no material financial effect.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The issuance of the debentures began on August 15, 1995. The Company had raised $10,160,000 from the issuance of these debentures. The proceeds were earmarked for the purchase of tax certificates at auctions in the State of Indiana during the fall of 1995. The auctions in which the company participated resulted in purchases of only $5,068,954 in certificates. The Company subsequently redeemed $4,300,000 in debentures no longer needed in its acquisition activities. The debenture balance as of March 31, 1996 is $5,860,000. Shareholders loaned $80,000 toward startup costs of this amount $10,000 remains owing. The Company holds tax certificates with a cost basis of $3,714,461, as of that date.

The Company had two major expenditures during this period, the first being $351,600 in interest expense of which $263,700 was accrued from a prior period. The second was $116,900 in management fees to TCI Management, Inc. the management company.

The management fees to the related company, TCI Management, Inc., which have totalled $737,668 since inception of the contract to cover the management of the portfolio until liquidation. Of this amount $550,022 is reflected as a deferred charge to be amortized as the portfolio is liquidated during the second and third years of portfolio life.

Of the cash on hand, $875,509, is on deposit with the escrow agent and its use is restricted in accordance with the provisions summarized in the footnotes to the financial statements.

RESULTS OF OPERATIONS

The loss from operations is expected in this industry in the first year due to the start up expenses which are expected in the due course of business. Revenues are generated as the tax certificates redeem. Additional revenue is generated as the property owners fail to redeem and the company acquires deed to the underlying property, and subsequently sells the property in the
market place.   The inability of the Company to acquire tax certificates in the amount originally planned ($12,000,000) has adversely affected the financial performance of the Company due to the high fixed costs associated with the offering of debentures and management fees calculated based on the offering. Cash flows from portfolios of tax certificates and deeded properties, historically are greatest during the second and third years of existence as sales of deeded properties increase and greater profits are realized as properties are sold. The timing of such cash flows however is uncertain, since the tax certificate may be redeemed in the near term, or the property may be sold if no redemption takes place. Accordingly the future income stream will fluctuate and the Company will incur continuing expenses regardless of the status of the tax certificate portfolio, and additional equity capital may be required to continue normal operations.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITIES HOLDERS

Not applicable.

Item 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Not applicable.

                     			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					 95 TCI, Inc.
					 (Registrant)

May 13, 1996                         G. Kurtis Ulrich

 Date                                G. Kurtis Ulrich, President

May 13, 1996