Form 10-Q
period 1996-06-30
95 TCI INC
filed 1996-08-14
CIK 946649

FORM 10-Q

                SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                 For Quarter Ended June 30, 1996

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

                   YES   X     NO



                  Common Stock $1.00 Par Value
                           (Class)

200 Shares of Common Stock Outstanding as of August 11, 1996

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

                               95 TCI, Inc.
                               BALANCE SHEET

                               June 30, 1996







                                  ASSETS



     Cash ($794,877, restricted)                         $  795,027

     Investments in Tax Certificates, at cost             3,665,913

     Deferred management fees                               667,688

     Offering costs, net of amortization                     76,949

                                                         $5,205,577

                   LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
          Interest payable                               $  263,700
          Due to shareholders                                10,000
          Debentures payable                              5,860,000

               Total liabilities                          6,133,700


     Stockholders' equity:
          Common stock, $ 1.00 par value;
          7,500 authorized,
          200 issued and outstanding  $     200
          Retained earnings            (928,323)           (928,123)

                                                         $5,205,577














The accompanying notes are an integral part of these statements.

                              95 TCI, Inc.

                       Statement of Operations
              For The Six Months Ended June 30, 1996










Revenues                                          $ 52,162


Operating Expenses:

   Management fees                                 134,694
   Interest expense                                377,404
   Trust management fees                             9,335
   Professional fees                                21,107
   Bank charges                                         30
   Taxes and licenses                                  540
   Postage                                              69
   Miscellaneous expense                                98

Total operating expenses                           545,943


Net Loss                                         $(493,781)



























The accompanying notes are an integral part of these statements.

                              95 TCI, INC.

                        Statement of Cash Flows
                For The Six Months Ended June 30, 1996








CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                     $(493,781)

  Adjustments to reconcile net income to
    net cash provided by operating
    activities                                      -0-

       NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                   (493,781)

CASH FLOWS FROM INVESTING ACTIVITIES

   Redemption of tax certificates                898,523
   Deferred management fees                     (108,706)
   Offering costs                                 25,804
       NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                   875,300

      NET INCREASE (DECREASE) IN CASH            321,840

CASH AT BEGINNING OF YEAR                        473,187

CASH AT END OF YEAR                           $  795,027





















    The accompanying notes are an integral part of these statements.

                             95 TCI, Inc.

                      NOTES TO FINANCIAL STATEMENTS

                              June 30, 1996

Note 1 - Summary of organization:

    95 TCI,Inc. (The Company) was formed in the State of Florida on March 10, 1995 for the purpose of acquiring, selling, exchanging, and disposing of tax certificates issued by the counties of the State of Indiana, and to the extent necessary, the operation, management, and disposition of properties acquired as a result of its ownership of tax certificates.

    The Company is managed by an affiliated company, TCI Management, Inc.(TCI Management). The principal officer of TCI Management has seventeen years of experience in identifying, evaluating, acquiring, and selling the tax deed property acquired or derived from such tax certificate investments.

    The Company's primary source of revenues is generated by the redemption of tax certificate repayments or through the subsequent sale, exchange or other disposition of tax deed property. The tax certificates may be redeemed at a price greater than the acquisition cost of the tax certificate. To the extent that revenues generated by the Company exceed its expenses, including the payment of the obligations under the notes, and management fees, the Company intends to acquire additional tax certificates. There have been $898,523 redemptions to date during the current period.

     The Company currently has $3,665,913 invested in tax certificates. At this time the income to be derived from this investment is uncertain. The ultimate redemption or other disposition of the certificates is based on decisions made by the underlying property owner, who may redeem the certificate by paying the amount due plus interest or who may wait and force the certificate holder to take steps to acquire the property underlying the certificate. Since the future income stream is uncertain and the Company will incur substantial expenses regardless of the status of the tax certificate portfolio, additional equity capital may be required to continue normal operations.


Note 2 - Summary of significant accounting policies:

    A) Deferred Offering Costs

       Costs of $196,380 incurred in connection with the public note offering have been deferred and will be amortized over the life of the bonds. During the period ended June 30, 1996 costs of $25,804 have been amortized and expensed as an addition to interest expense.

    B) Deferred Management Fees

       The Company pays management fees for the identification, acquisition and management of tax certificates purchased for investment. These fees were paid in accordance with the management agreement described in note 4, at the time of the issuance of the notes described in note 3. Terms of the agreement provide that the fees shall provide for management of the portfolio until certificates are sold or redeemed. The Company

                             95 TCI, Inc.

                      NOTES TO FINANCIAL STATEMENTS

                              June 30, 1996


    B) Deferred Management Fees (continued)

       recognizes as expense a pro rata amount relative to the sale or redemption of tax certificates previously purchased. Total management fees remaining deferred are $667,688, amounts recognized as current expense are $134,694.

    C) Income taxes

       The shareholders elected to be treated as a Sub-S Corporation for tax purposes with the shareholders becoming liable for tax on Company taxable income. Therefore, the shareholders will be personally liable for substantially all income taxes.


Note 3 - Debentures Payable

      The Company has outstanding $5,860,000 of 12% Callable Fixed Rate Thirty-Six Month Term Notes. The notes are secured by pledged collateral with a book value of $3,665,913, which is described as tax certificates, proceeds from redeemed tax certificates and promissory notes from the Company to the trustee for tax deed properties acquired by the surrender of unredeemed tax certificates.

      SouthTrust acts as trustee for the funds to be invested in pledged collateral. The trustee disburses the funds directly to the issuing Indiana county and collects the amounts from certificate redemptions, and when directed by the Company redeems the debentures.


Note 4 - Related Party Transactions

     The Company has entered into a management and agency agreement with TCI Management, Inc. Under the terms of the agreement the management company is to be compensated at a rate of nine percent (9%) of the note offering proceeds on a graduated scale. As of June 30, 1996 these fees amounted to $243,400. Certain directors of the Company are shareholders and directors of the management company.

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

                              June 30, 1996

Note 5 - Contingencies

     The company in the normal course of operations is involved in litigation with respect to its investment in tax certificates. Management believes that such litigation will have no material financial effect.



Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The issuance of the debentures began on August 15, 1995. The Company had raised $10,160,000 from the issuance of these debentures. The proceeds were earmarked for the purchase of tax certificates at auctions in the State of Indiana during the fall of 1995. The auctions in which the company participated resulted in purchases of only $5,068,954 in certificates. The Company subsequently redeemed $4,300,000 in debentures no longer needed in its acquisition activities. The debenture balance as of June 30, 1996 is $5,860,000. Shareholders loaned $80,000 toward startup costs of this amount $10,000 remains owing. The Company holds tax certificates with a cost basis of $3,665,913, as of that date.

The Company had two major expenditures during this period, the first being $351,600 in interest expense of which $263,700 was accrued from a prior period. The second was $243,400 in management fees to TCI Management, Inc. the management company.

The management fees to the related company, TCI Management, Inc., which have totalled $900,168 since inception of the contract to cover the management of the portfolio until liquidation. Of this amount $667,688 is reflected as a deferred charge to be amortized as the portfolio is liquidated during the second and third years of portfolio life.

Of the cash on hand, $794,878, is on deposit with the escrow agent and its use is restricted in accordance with the provisions summarized in the footnotes to the financial statements.

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


                                         95 TCI, Inc.
                                         (Registrant)

August 11, 1996                     G. Kurtis Ulrich

Date                                G. Kurtis Ulrich, President




August 11, 1996