Form 10-Q
period 1996-09-30
95 TCI INC
filed 1996-11-15
CIK 946649

FORM 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                   Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


                   For Quarter Ended September 30, 1996

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

                   YES   X     NO

                   Common Stock $1.00 Par Value
                           (Class)

200 Shares of Common Stock Outstanding as of October 24, 1996

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

                         95 TCI, Inc.
                        BALANCE SHEET

                        September 30, 1996







    ASSETS



     Cash ($1,156,369, restricted)                       $1,156,517

     Investments in Tax Certificates, at cost             1,494,712

     Investments in Deeded Properties, at cost              431,615

     Deferred management fees                               350,850

     Offering costs, net of amortization                            58,584

                                                         $3,492,278

    LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
          Interest payable                               $   73,005
          Due to shareholders                                10,000
          Debentures payable                              4,867,000

                        Total liabilities                 4,950,005


         Stockholders' equity:
         Common stock, $ 1.00 par value;
          7,500 authorized,
          200 issued and outstanding  $     200
          Retained earnings          (1,457,927)         (1,457,727)

                                                         $3,492,278







The accompanying notes are an integral part of these statements.

                              95 TCI, Inc.

                       Statement of Operations
              For The Three & Nine Months Ended September 30, 1996







                                               Three Months    Nine Months

Revenues                                          $125,490      $177,652


Operating Expenses:

   Management fees                                 459,839        594,533
   Interest expense                                184,508        561,912
   Trust management fees                             4,489         13,824
   Professional fees                                 6,257         27,364
   Officers life insurance                                          2,665
   Bank charges                                                        30
   Taxes and licenses                                                 540
   Postage                                                             69
   Miscellaneous expense                                 4            102

Total operating expenses                           655,097      1,201,038


Net Loss                                        $(529,607)   $(1,023,385)
























The accompanying notes are an integral part of these statements.

                              95 TCI, INC.

                        Statement of Cash Flows
                For The Nine Months Ended September 30, 1996








CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $(1,023,387)

  Adjustments to reconcile net income to
   net cash provided by operating
   activities
    Decrease in liabilities                     (190,695)
    Amortization of offering costs                44,169
    Amortization of deferred management fees     208,132

      NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                   (961,781)

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayments of Debentures                    (993,000)

      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                   (993,000)

CASH FLOWS FROM INVESTING ACTIVITIES

   Redemption of tax certificates              2,638,111

      NET CASH PROVIDED (USED) BY
          INVESTING ACTIVITIES                 2,638,111


      NET INCREASE (DECREASE) IN CASH            683,330

CASH AT BEGINNING OF YEAR                        473,187

CASH AT END OF YEAR                          $ 1,156,517










    The accompanying notes are an integral part of these statements.

                             95 TCI, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                            September 30, 1996

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


    The Company's primary source of revenues is generated by the redemption of tax certificate repayments or through the subsequent sale, exchange or other disposition of tax deed property. The tax certificates may be redeemed at a price greater than the acquisition cost of the tax certificate. There have been $2,638,111 redemptions to date during the current period.

    The Company currently has $1,494,710 invested in tax certificates, with an additional $431,615 invested in real estate to which the Company has taken deed. At this time the Company's best estimates of future revenue to be derived from future certificate redemption and real estate sales indicate that additional equity capital will be required to continue normal operations.

Note 2 - Summary of significant accounting policies:

    A) Deferred Offering Costs

       Costs of $196,380 incurred in connection with the public note offering have been deferred and will be amortized over the life of the bonds. During the period ended September 30, 1996 costs of $44,169 have been amortized and expensed as an addition to interest expense.

    B) Deferred Management Fees

       The Company pays management fees for the identification, acquisition and management of tax certificates purchased for investment. These fees were paid in accordance with the management agreement described in note 4, at the time of the issuance of the notes described in note 3. Terms of the agreement provide that the fees shall provide for management of the portfolio until certificates are sold or redeemed. The Company recognizes as expense a pro rata amount relative to the sale or redemption of tax certificates previously purchased plus any additional fees in excess of the original contract amount. Total management fees remaining deferred are $350,850, amounts recognized as current expense are $594,533.

                                       95 TCI, Inc.
                             NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996


    C) Income taxes

           The shareholders elected to be treated as a Sub-S Corporation for tax purposes with the shareholders becoming liable for tax on Company taxable income. Therefore, the shareholders will be personally liable for substantially all income taxes.


Note 3 - Debentures Payable

      The Company has outstanding $4,867,000 of 12% Callable Fixed Rate Thirty-Six Month Term Notes. The notes are secured by pledged collateral with a book value of $1,926,325, which is described as tax certificates, proceeds from redeemed tax certificates and promissory notes from the Company to the trustee for tax deed properties acquired by the surrender of unredeemed tax certificates.

      SouthTrust acts as trustee for the funds to be invested in pledged collateral. The trustee disburses the funds directly to the issuing Indiana county and collects the amounts from certificate redemptions, and when directed by the Company redeems the debentures.

Note 4 - Related Party Transactions

     The Company has entered into a management and agency agreement with TCI Management, Inc. Under the terms of the agreement the management company is to be compensated at a rate of nine percent (9%) of the note offering proceeds on a graduated scale. As of September 30, 1996 current these fees amounted to $386,400. Certain directors of the Company are shareholders and directors of the management company.

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

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The issuance of the debentures began on August 15, 1995. The Company had raised $10,160,000 from the issuance of these debentures. The proceeds were earmarked for the purchase of tax certificates at auctions in the State of Indiana during the fall of 1995. The auctions in which the company participated resulted in purchases of only $5,068,954 in certificates. The Company subsequently redeemed $4,300,000 in debentures no longer needed in its acquisition activities. Further redemptions have reduced the debenture balance as of September 30, 1996 to $4,867,000. Shareholders loaned $80,000 toward startup costs, of this amount $10,000 remains owing. The Company holds tax certificates and deeded properties with a cost basis of $1,926,325, as of that date.

The Company had two major expenditures during this period, the first being $561,912 in interest expense of which $263,700 was accrued from a prior period. The second was $594,533 in management fees to TCI Management, Inc. the management company, of which 316,838 represents fees deferred from a prior period.

The management fees to the related company, TCI Management, Inc., which have totalled $1,043,168 since inception of the contract to cover the management of the portfolio until liquidation. Of this amount $350,850 is reflected as a deferred charge to be amortized as the portfolio is liquidated during the remainder of portfolio life.

Of the cash on hand, $1,156,369, is on deposit with the escrow agent and its use is restricted in accordance with the provisions summarized in the footnotes to the financial statements.

RESULTS OF OPERATIONS

Revenues in this industry are generated as the tax certificates redeem. Additional revenue is generated as the property owners fail to redeem and the company acquires deed to the underlying property, and subsequently sells the
property in the market place.   The inability of the Company to acquire tax
certificates in the amount originally planned ($12,000,000) has adversely affected the financial performance of the Company due to the high fixed costs associated with the offering of debentures and management fees calculated based on the offering. Cash flows from portfoerties, historically are greatest during the second and third years of existence as sales of deeded properties increase and greater profits are realized as properties are sold. Management's best current estimates of future cash flow indicate that additional equity capital will be required to continue normal operations.

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


                                         95 TCI, Inc.
                                         (Registrant)



 October 25, 1996                   G. Kurtis Ulrich
 Date                               G. Kurtis Ulrich, President




October 25, 1996